Form 10QSB
period 1996-05-31
PYROCAP INTERNATIONAL CORP
filed 1996-07-23
CIK 861631

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to _____________

                        Commission file number 33-33819

                       Pyrocap International  Corporation
       (Exact name of small business issuer as specified in its charter)

Virginia                                       84-1124015
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

           15010-B Farm Creek Drive, Woodbridge, Virginia  22191-3552
                    (Address of principal executive offices)
                                 (703) 551-4452
                          (Issuer's telephone number)

  (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No
                                                                 ____    ____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.                  Yes      No
                                                                 ____    ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
               6,902,632  shares of Common Stock outstanding as of May 31, 1996.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ____    ____

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

        The unaudited financial statements of Pyrocap International Corporation (the "Company") for the three months and nine months ended May 31, 1996, begin on the following page.

                       PYROCAP INTERNATIONAL CORPORATION
                                 Balance Sheets



ASSETS:                                                May 31,       August 31,
                                                        1996           1995
                                                     (unaudited)
Current assets:
  Cash                                               $    2,921      $    7,281
  Restricted cash                                       100,000         100,000
  Accounts receivable, less allowance of $7,500         746,300         749,706
  Due from affiliates                                    78,641          78,641
  Inventories                                            72,960         103,518
  Other current assets                                  112,544         111,442
                                                     ----------      ----------
Total current assets                                  1,113,366       1,150,588
                                                     ----------      ----------
Property and equipment:
  Land                                                  232,799         232,799
  Building and improvements                             782,132         782,132
  Operating equipment                                    99,342          98,662
  Vehicles                                               97,743          97,743
  Furniture and office equipment                         31,054          23,305
                                                     ----------      ----------
                                                      1,243,070       1,234,641
  Less accumulated depreciation and amortization        207,790         159,554
                                                     ----------      ----------
                                                      1,035,280       1,075,087
                                                     ----------      ----------
                                                     $2,148,646      $2,225,675
                                                     ==========      ==========
See accompanying notes.

                       PYROCAP INTERNATIONAL CORPORATION
                                 Balance Sheets




                                                        May 31,       August 31,
                                                         1996           1995
                                                      (unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt                   $   54,891     $   84,835
  Current portion of capital lease obligations             6,481         12,868
  Accounts payable                                       329,439        393,228
  Accrued expenses                                        75,056        119,231
                                                      ----------     ----------
Total current liabilities                                465,867        610,162
                                                      ----------     ----------
Long-term liabilities:
  Long-term debt, net of current portion                 573,974        607,312
  Capital lease obligations, net of current portion        6,288          8,660
  Notes payable, affiliate and shareholder                10,000        260,000
  Due to affiliates                                          503        199,572
                                                      ----------     ----------
                                                         590,765      1,075,544
                                                      ----------     ----------
SHAREHOLDERS' EQUITY:
  Common stock, par value $.001, 20,000,000 shares
   authorized;  6,902,632 and 5,366,323 shares
   issued and outstanding at May 31, 1996 and
   August 31, 1995, respectively                           6,903          5,366
  Preferred stock, par value $.001, 10,000,000
   shares authorized; 399,917 and 518,580 shares
   issued and outstanding at May 31, 1996 and
   August 31, 1995, respectively, liquidation
   preference $1,555,740                                     400            518
  Additional paid-in-capital                           7,343,108      5,566,344
  Other                                                 (972,965)      (200,000)
  Accumulated deficit                                 (5,285,432)    (4,832,259)
                                                      ----------     ----------
                                                       1,084,711        539,969
                                                      ----------     ----------
                                                      $2,148,646     $2,225,675
                                                      ==========     ==========
See accompanying notes

                       PYROCAP INTERNATIONAL CORPORATION
                            Statements of Operations
                                  (unaudited)

                                             Three Months Ended         Nine Months Ended
                                           May 31,        May 31,       May 31,    May 31,
                                            1996           1995          1996       1995
Net sales                               $  105,243     $  381,703    $  132,532  $  983,865
Cost of sales                               44,202        162,482       116,236     614,759
                                        ----------     ----------    ----------  ----------
Gross profit                                61,041        219,221        16,296     369,103

Operating expenses:
  Selling, general and administrative      196,478        210,212       576,625     762,115
  Research and development                   9,149         33,596        49,352     106,704
  Depreciation and amortization             13,276                       39,662
                                        ----------     ----------    ----------  ----------
Loss from operations                      (157,862)       (24,587)     (649,343)   (499,713)

Other income (expense):
  Rental income                             46,321         53,639       133,437     152,665
  Interest income                            1,281         30,093         4,332      38,711
  Interest expense                         (10,777)       (15,720)      (26,330)    (56,727)
                                        ----------     ----------    ----------  ----------
Net loss                                  (121,037)        43,425      (537,904)   (365,064)
                                        ----------     ----------    ----------  ----------
Cumulative dividends on preferred
  stock                                    (23,947)       (32,765)      (84,377)   (105,534)
Net loss attributable to common
  shares                                  (144,984)        10,660      (622,281)   (470,598)

Weighted average number of shares        6,407,781      5,306,689     6,279,626   5,218,791
                                        ----------     ----------    ----------  ----------
Net loss per common share                    ($.02)          $.00         ($.10)      ($.09)
                                        ==========     ==========    ==========  ==========

See accompanying notes.

                       PYROCAP INTERNATIONAL CORPORATION
                            Statements of Cash Flows
                                  (unaudited)

                                                                  Nine Months Ended
                                                                May 31,        May 31,
                                                                 1996           1995
Cash flows from operating activities:                         (598,135)       (365,064)
Reconciliation of net loss to net cash used in
operating activities:
Net loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                   48,236          96,856
Provision for bad debt expense                                                   4,500
Changes in assets and liabilities:
(Increase) decrease in:
Restricted cash                                                                  3,290
Accounts receivable, trade                                       3,406        (797,060)
Due from affiliates                                                             70,000
Inventories                                                     30,558         179,599
Other current assets
Increase (decrease) in:
Accounts payable and accrued expenses                         (107,964)         99,205
Due to affiliates                                              199,069         106,614
                                                              --------        --------
     Net cash used in operating activities                    (424,830)       (637,927)
                                                              --------        --------
     Cash flows from investing activities:
     Acqusition of property and equipment                      (48,236)        (95,107)
                                                              --------        --------
     Net cash used in investing activities                     (48,236)        (95,107)
                                                              --------        --------
Cash flows from financing activities:
  Net proceeds from common stock issuance                      744,416
  Proceeds from borrowings from shareholder and
        affiliate                                               10,000         266,000
  Principal payments on capital lease obligations               (2,372)         (6,279)
  Principal payments on notes payable                         (250,000)       (264,079)
  Principal payments on mortgage payable                       (33,338)        (22,023)
                                                              --------        --------
     Net cash provided by (used in) financing activities       468,706         (26.381)
                                                              --------        --------
Net increase (decrease) in cash                                 (4,360)       (759,415)

Cash at beginning of period                                      7,281         762,645
                                                              --------        --------
Cash at end of period                                            2,921           3,230
                                                              ========        ========

See accompanying notes.

                       Pyrocap International Corporation
                         Notes to Financial Statements


1.      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months and nine months ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1995.

2.      Inventories

The following is a summary of inventories as of May 31, 1996 and August 31, 1995:


                                       May 31,        August 31,
                                        1996             1995
                                    ----------------------------
         Raw Materials              $  59,756          $  41,220
         Finished Goods                13,204             62,298
                                    ----------------------------
         Total Inventories          $  72,960          $ 103,518
                                    ============================



3.      Significant Customer

Sales to the Company's Middle East distributor, who is also a stockholder, of $86,045 accounted for 82 percent of the Company's net sales during the three months ended May 31, 1996.

4.      Related Party Transactions

Unified Industries Incorporated (Unified), an affiliate that shares common ownership, provides funding to the Company in the form of cash advances and administrative and management services. Expenses related to such services were $53,726 and $12,117 for the three months ended May 31, 1996 and May 31, 1995, respectively.

At May 31, 1996 and August 31, 1995, the Company had notes payable to Unified of $10,000 and $170,000, respectively. The Company also had notes payable to an officer/shareholder for $10,000, bearing interest at 10% and due at various dates from February 1996 through June 1996. In May 1996, these notes were converted to common stock (see Note 5).

In July 1994, the Company loaned Mr. Ali Kolaghassi (Kolaghassi), its Middle East distributor and a shareholder (see Note 2), $75,000, which was outstanding at May 31, 1996 and August 31, 1995. Kolaghassi also owed $721,265 as of May 31, 1996 and August 31, 1995, pursuant to product purchases, and $3,641 related to expenses paid on his behalf. Kolaghassi has pledged as security for these amounts $486,663 due from a foreign customer under a completed sale and $376,780 expected to become due under certain pending sales.

5.  Equity Transactions

Effective May 31, 1996, the Company's board of directors authorized the issuance of additional shares of common stock as discussed below which transaction was effected in May 1996. Fifty five thousand, eight hundred sixty five (55,865) shares were authorized for issuance to Unified in exchange for the cancellation of notes payable and services aggregating $136,312.96 as of May 31, 1996. The notes provided for conversion based on the market price as of the date of each note. By agreement with Unified, the actual conversion price was based on the higher of the market value per share as of the date of each note on May 31, 1996. The average conversion price was $2.44.

In March 1996 the Company issued 250,000 shares to W. A. Moumina Trading Establishment ("Moumina") for financial consulting services regarding Moumina's supervision of Pyrocap's investor relations program to be implemented by Continental Capital & Equity Corporation.

In March 1996 the Company issued 143,443 shares to Moumina for professional consulting services regarding the use of the Company's fire suppressant and odor mitigation products by Skab, a company in Saudi Arabia. The Company is still in the initial stages of its business arrangement with Skab.

6.      Income Taxes

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of May 31, 1996 are as follows:

        Deferred tax liabilities:                                  None
        Deferred tax assets:
                Net operating loss carryforwards                $ 4,796,306
                Valuation allowance for deferred
                        tax assets                              $ 4,796,306
                                                                -----------
                Net deferred tax assets                         $ 4,796,306
                                                                ===========

At May 31, 1996, the Company has net operating loss carryforwards of approximately $4,796,306 for financial reporting and income tax purposes which expire, if unused, between 2003 and 2010. For financial reporting purposes a valuation allowance of $4,796,306 has been recognized to offset the tax effect of the deferred tax assets related to those carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

        The Company's principal product is a fire suppressant, PYROCAP B-136,(trade mark symbol) the primary market for which is municipal governments (both domestically and internationally) and the federal government. The Company has also introduced a series of odor suppression agents for environmental and agricultural use under the trade name ODOR-GO(trade mark symbol).

        On April 9, 1996, the Company announced it had entered into an agreement with The Colbra Corporation of Jackson, Mississippi, to package and distribute Pyrocap's environmentally friendly fire suppressant formula for retail consumer use. Colbra Corporation will purchase concentrated PYROCAP B-136(trade mark symbol) formula from the company and package it in 13 and 16 ounce, light-weight aluminum canisters designed for personal use in the home and workplace. Colbra Corporation will market the product under the trademark "Fire Cap(trade mark symbol)".

        Under the agreement, Colbra has the exclusive right to market the Fire Cap(trade mark symbol) canisters in certain parts of the world, including the U.S. In addition to purchasing concentrate from Pyrocap, Colbra will pay a licensing royalty to Pyrocap for unit sales. Also under the agreement, Pyrocap has the exclusive right to market the Fire Cap(trade mark symbol) canisters in the Middle East, Africa and the Caribbean, and as such will pay a per unit royalty to Colbra for sales in these territories. Pyrocap has already initiated test marketing in all three regions. There can be no assurances with regard to the level of sales the Company might achieve through this arrangement.

        The Company has focused much of its marketing resources to the ODOR-GO(trade mark symbol) product line. An immediate target for ODOR-GO(trade mark symbol) sales is the Lower Potomac Pollution Control Plant in Fairfax, Virginia, where the Company has found initial success in using its product to reduce odors emanating from the facility. Like the community in Fairfax, Virginia, the Company is working with community action groups, municipal governments, and universities to develop methods to utilize its odor neutralization products to eliminate odors from waste treatment facilities. The Company has already made sales of ODOR-GO 300(trade mark symbol) to other waste treatment facilities and industrial facilities in the state of Maryland.

        The Company has also initiated sales programs for the ODOR-GO(trade mark symbol) which target the Food-Farm Animal Waste Odor Remediation and Swine Farm Clean-up efforts in North Carolina. The Company is currently working with researchers at North Carolina State

University and an independent farming operation to quantify the effects of its ODOR-GO 300(trade mark symbol) chemical additive in not only remediation of odors in hog waste, but the hog farm cleanup market as well.


Results of Operations

        Quarters ended May 31, 1996 and 1995

        From its inception in 1988 through August, 1995, the Company's primary efforts were focused on the development, testing and marketing of its fire suppressant product, PYROCAP B-136(trade mark symbol). During the fiscal year ending August 31, 1995, the Company increased efforts to commercialize the product and began to market its odor suppression products, recording total net sales of $1,314,702. Net sales for the three months ended May 31, 1996 were $105,243, a decrease of 72 percent as compared to $381,703 in sales for the quarter ended May 31, 1995. The Company's sales efforts continue to be characterized by intermittent, large orders and, as a result, the Company's quarter-to-quarter sales continue to fluctuate widely. Total backlog for all products as of May 31, 1996 was $2,381,400.

        Net operating results for the third quarter of fiscal 1996 were ($157,862), or ($.02) per share, an 542% decrease from a net loss of ($24,587) , or ($.00) per share for the quarter ended May 31, 1995. Management attributes this to decreased sales. Sales for the nine months ended May 31, 1996, were $132,532, a decrease of 87 percent as compared to sales of $983,865 for the same period of fiscal 1995. The Company continued to focus much of its sales effort on securing large annual sales contracts with large private and municipal institutions and civil defense agencies of foreign governments.

        The Company's gross profit margin increased from 57 percent in the third quarter of 1995 to 58 percent in the third quarter of 1996. Management attributes this increase to lower raw material and production cost related to ODOR-GO 300(trade mark symbol) in the quarter while direct labor costs remained relatively stable.

        Total operating expenses for the nine months ended May 31, 1996 were $665,639 as compared to $868,819 for the same period of fiscal 1995. This represents a 23 percent decrease. If the Company is able to convert existing purchase orders to booked sales this fiscal year, management anticipates that such increased sales would absorb a greater percentage of fixed manufacturing costs and with the resulting production efficiencies generated by the manufacturing standardization associated with increased production volume, that gross margin would improve in the remaining quarters of fiscal 1996.

        Selling, general and administrative expenses decreased from $210,212 during the third quarter of fiscal 1995 to $196,478 during the third quarter of fiscal 1996 due to a decrease in personnel costs associated with the marketing and sales effort and to a temporary reduction of three members of its permanent workforce implemented in January 1996.

        For the quarter ended May 31, 1996, interest expense decreased to $10,777 from $15,720 for the quarter ended May 31, 1995, due in large part to a substantial reduction in principal due under a loan with a bank. Research and development expenses decreased to $9,149 from $33,596 due to a reduction in major external testing projects and a temporary reduction of two members of its research and development staff.

        At May 31, 1996, the Company had net operating loss carry-forwards of approximately $4,796,306 for tax purposes which expire, if unused, between the years 2003 and 2010. As a result of the ownership changes during 1993, the net operating loss carry-forwards will be limited in their use in accordance with
Section 382 of the Internal Revenue Code.

Balance Sheets

        Current assets at May 31, 1996, were $1,113,366, a decrease of $37,222 from current assets of $1,150,588 at August 31, 1995. The decrease was principally due to the decrease in inventory due to sales. Total assets at May 31, 1996 were $2,148,646 as compared to $2,225,675 at August 31, 1995. Total current liabilities at May 31, 1996 were $465,867, a decrease of $144,295 from $610,162 at August 31, 1995 due to conversions of notes payable into equity. Total shareholders' equity at May 31, 1996 was $1,084,711, an increase of $544,742 from $539,969 at August 31, 1995 as a result of a sale of equity of $250,000 and other sales of equity and debt conversions which was offset in part by the Company's increased accumulated deficit.

        At May 31, 1996, the Company was owed approximately $75,000 by its Middle East Distributor for advances made against future commissions to the distributor in order to provide it with short-term working capital. At May 31, 1996, the distributor also owed the Company $721,265 for product purchased, representing 95 percent of the outstanding trade accounts receivable as of that date, and $3,640 for expenses paid on its behalf. The distributor has pledged as security for these amounts $486,663 due from a foreign customer under a contemplated sale and $376,780 expected to become due under certain pending sales.

Liquidity and Capital Resources

        The Company's working capital is severely limited. If it is to survive, the Company will need to raise additional capital in the near future or increase sales and quickly convert orders and sales to cash. A portion of the Company's working capital needs during fiscal 1995 and fiscal 1996 were met by loans from the Company's chief executive officer and from Unified Industries Incorporated, a major shareholder. Effective May 31, 1996, the Company's board of directors authorized the issuance of additional shares of common stock as discussed below which transaction was effected in May 1996. Fifty five thousand, eight hundred sixty five (55,865) shares were authorized for issuance to Unified in exchange for the cancellation of notes payable aggregating $136,312.96 as of May 31, 1996. The notes provided for conversion based on the market price as of the date of each note. By agreement with Unified, the actual conversion price was based on the higher of the market value per share as of the date of each note on May 31, 1996. The average conversion price was $2.44.

        The Company is hopeful it will receive payments or letters of credit in the near future for certain product orders received in July through December, 1995, which would provide additional working capital to finance operations. If the Company does not consummate such sales and receive the related payments, however, the Company cannot be assured of having enough capital to operate, if it has not then consummated an additional sale of equity or the proposed sale of certain Mideast distribution rights or the proposed sale of certain European distribution rights for the Company's odor-remediation product.

        As of May 31, 1996, the Company's capital resources consisted primarily of cash amounting to $2,921. The Company's total current liabilities at that date were approximately $465,867. The Company is currently negotiating with sources of capital for additional equity investment in the Company. There is no assurance that the Company will be able to raise additional capital or will consummate the distribution agreements, however, and if it fails to do so, it may be forced into bankruptcy or reorganization. In that regard, the audit report issued in connection with the Company's financial statements for the year ended August 31, 1995, states that there can be no assurance that the Company will be able to increase sales or obtain additional funding, and that, accordingly, "substantial doubt exists regarding its ability to continue as a going concern."

          To assist in financing its receivables, the Company has also initiated a program with its major suppliers whereby it may assign proceeds from letters of credit for shipments overseas. The Company has also submitted a letter to the Export-Import Bank for an insurance guarantee for exports to Saudi Arabia. Management believes that such guarantee, if obtained, would enable it to fulfill product orders already received if and when such orders become supported by letters of credit or other irrevocable method of payment. There is no assurance, however, that the application will be approved and that funds will be received.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        None.

Item 2. Changes in Securities.
        The Class B Warrants expired on April 30, 1996, and the Class C Warrants expired on March 31, 1996.

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        Not applicable.

Item 5. Other Information.
        As previously reported, the American Stock Exchange ("AMEX") has conditioned the resumption of trading on a future review of the Company's financial status and stockholder's equity, which review is expected to be conducted at the end of August, 1996. There can be no assurance that the Company's stock will remain trading on the AMEX.

        On June 27, 1996, Brian Argrett resigned as a member of the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.
        (a)     Exhibits Required by Item 601 of Regulation S-B:

                Product  Promotion  Agreement  between   Pyrocap   International
                Corporation and W. A. Moumina Trading Est.

                Financial  Consulting   Services   Agreement   between   Pyrocap
                International Corporation and W. A. Moumina Trading Est.

                                 EXHIBITS INDEX



Page 18         Product  Promotion  Agreement  between   Pyrocap   International
                Corporation and W. A. Moumina Trading Est.



Page 21         Financial  Consulting   Services   Agreement   between   Pyrocap
                International Corporation and W. A. Moumina Trading Est.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYROCAP INTERNATIONAL CORPORATION
                                                        (Registrant)


Date:   July 15, 1996                        __________________________________
                                             Theodore A. Adams, III
                                             President, Chief Financial Officer

                                  MODIFICATION
                                       OF
                     PRODUCT PROMOTION CONSULTING AGREEMENT



        WHEREAS, on September 12, 1995  Pyrocap  International Corporation  (the
"Company")   entered   into   a  Product  Promotion  Consulting  Agreement  (the
"Agreement") with W. A. Moumina Trading Establishment (the "Consultant"); and

        WHEREAS, the Company and the Consultant have determined that it is in their mutual interest to modify the Agreement regarding the duties of the Consultant and compensation.

        NOW THEREFORE, in accordance with section 11.0 of the Agreement, and intending to be legally bound, the parties hereby agree as follows:

                                    PREAMBLE

        The Preamble of the Agreement is hereby modified and amended to read as follows:

        WHEREAS, the Company requires professional consulting services regarding the use of its fire suppressant and odor mitigation products by Skab, a company in Saudi Arabia;

        WHEREAS, the Consultant has represented that it has sufficient expertise to provide such services in a manner and to an extent required by the Company; and

        WHEREAS, it is in the mutual interest of the parties to this AGREEMENT for the Company to obtain and for the Consultant to provide such services pursuant to the terms and conditions specified herein."


2.0     DUTIES OF CONSULTANT

        Section 3.0 of the Agreement is hereby modified and amended by adding at the end thereof the the following new paragraphs:

        "3.1(f) the use of the Company's fire suppressant and odor mitigation products by Skab. Such products are to be used for purposes of fire protection and industrial odor control in a factory owned and operated by Skab; and

                (g) a potential purchase of the rights to certain products of the Company by Skab."

3.0     COMPENSATION

        Section 7.0 of the Agreement is hereby modified and amended by adding at the end thereof the following new paragraph:

        "7.3 The Consultant shall be paid 143,443 free trading shares of Pyrocap International Corporation common stock for providing professional consulting services regarding the use of the Company's fire suppressant and odor mitigation products by Skab."

4.0     TECHNICAL AMENDMENTS

        (a) The second paragraph of the Preamble of the AGREEMENT is hereby modified and amended by striking out "and" where it appears at the end of the paragraph.

        (b) Paragraph 3.1(d) of the Agreement is hereby modified and amended by striking out "and" where it appears therein.

5.0     EFFECTIVE DATE

        This modification shall be deemed effective as of the later date of the two signatures appearing below.

        IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have executed this Modification of Product Promotion Consulting Agreement.


                                PYROCAP INTERNATIONAL CORPORATION

                                --------------------------------------------
                                By:  Theodore A. Adams, III
                                        President

                                Date: _______________________________________

                                W. A. MOUMINA TRADING ESTABLISHMENT

                                ---------------------------------------------
                                By:  Ayman Moumina


                                Date: _______________________________________

                               CONTRACT AGREEMENT

                                      FOR

                         FINANCIAL CONSULTING SERVICES

        This AGREEMENT is effective as of March 12, 1996 and is entered into by and between PYROCAP INTERNATIONAL CORPORATION, a corporation validly existing under the laws of the Commonwealth of Virginia, having offices at 15010-B Farm Creek Drive, Woodbridge, Virginia 22191 (hereinafter referred to as the "Company"), and W. A. MOUMINA TRADING ESTABLISHMENT, a corporation validly existing under the laws of the Kingdom of Saudi Arabia, having an address at P.
O. Box 8597, Jeddah, Saudi Arabia 21492 (hereinafter referred to as the "Consultant").

                                    PREMISES

        WHEREAS, the Company requires supervision of its investor relations program to be implemented by Continental Capital & Equity Corporation ("CCEC");

        WHEREAS, the Company requires professional consulting services regarding the establishment of a core broker program with Cactus Corp.;

        WHEREAS, the Consultant has represented that it has sufficient expertise to provide such services in a manner and to an extent required by the Company; and

        WHEREAS, it is in the mutual interest of the parties to this AGREEMENT for the Company to obtain and for the Consultant to provide such services pursuant to the terms and conditions specified herein.

        NOW  THEREFORE,  in  consideration  of  the  premises,   covenants,  and
conditions contained in this AGREEMENT, the parties mutually agree as follows:

                                   COVENANTS

1.0     RELATIONSHIP OF PARTIES

        At all times under this AGREEMENT the Consultant shall be considered an independent contractor. Nothing contained herein, nor any course of action or failure to act, shall be construed to create an employer-employee or agent-servant relationship, or a partnership, or any other affiliation between the parties.

2.0     FINANCIAL CONSULTING SERVICES

        During the term of performance of this AGREEMENT, the Consultant shall provide to the Company, as ordered, the following financial consulting services:

        (a) participation and assistance in the supervision of the Company's investor relations program to be implemented by CCEC;

        (b) a liaison with Cactus Corp., which will produce a core of 8-10 retail brokers, market makers and or money managers who will take positions in the stock of Pyrocap. Pyrocap will have the right to exclude from the group any broker who fails to meet Pyrocap's standards. This process will begin immediately upon Cactus Corp. receiving the payment of contract. Upon completion, selection and approval of the Core Broker Group, Cactus Corp. will arrange and provide a Core Broker meeting. This will last for two days, which will include; a show and tell from the top management of Pyrocap in intense training of these core brokers.

3.0     TERM OF PERFORMANCE

        Except as otherwise indicated in Section 9.0, the term of this AGREEMENT shall begin on the effective date and shall terminate two years thereafter on the anniversary of such date.

4.0     PAYMENTS

4.1 The Consultant shall be paid 250,000 free trading shares of Pyrocap International Corporation common stock, of which a minimum of 175,000 free trading shares shall be paid to CCEC by the Consultant.

4.2 The Consultant shall pay Cactus Corp. a minimum of 50,000 free trading shares of Pyrocap International Corporation common stock.

5.0     CONFIDENTIALITY OF INTELLECTUAL PROPERTY

5.1 All intellectual property of the Company that the Consultant may know as of the effective date herein, or may learn or become aware of during the term of performance rendered hereunder, shall for all time and for all purposes be regarded by the Consultant as strictly confidential and held by the Consultant in trust and solely for the Company's benefit and use, and shall not be directly or indirectly disclosed by the Consultant to any person whomsoever, except to the Company, or with the Company's written permission, to a third party.

5.2 The Consultant shall surrender to the Company such of the Company's intellectual property, as may be in the Consultant's possession or under its control, either on request or upon expiration of the term specified in Section 3.0, whichever is earlier, and shall not retain copies, notes, or memoranda of such data either in hard text, code, electronic format, or in any other medium for the storage of data.

6.0     CONFLICT OF INTEREST; REPRESENTATION

6.1 The Consultant agrees that it will avoid any actual or apparent conflict of interest relative to the financial consulting services being supplied by it under this AGREEMENT and that it will promptly submit to the Company, for its determination of applicability under this paragraph, the facts of any situation that may reasonably give rise to such a conflict or apparent conflict.

6.2 Nothing contained in paragraph 6.1 shall be deemed as a prohibition of the Consultant's rights, as an independent contractor, to market or provide its services to others in a manner, and to an extent, that does not violate such paragraph.

6.3 The Consultant hereby warrants and represents that it has not paid or agreed to pay, or caused anyone else to pay or agree to pay, anything of value to a person employed by the Company, or to any other individual or legal entity designated by such person, in return for influencing any action hereunder, including the execution of this AGREEMENT by the Company. For the purposes of this paragraph, the term "employee" includes members of the Board of Directors of the company.

7.0     WAIVERS

        Any waiver by a party to any term or condition of this AGREEMENT by the other party shall not affect or impair the waiving party's right with respect to any subsequent act or omission of the same type, nor shall it be deemed to waive any other right under this AGREEMENT; nor shall any delay or omission of a party to exercise any right arising under this AGREEMENT affect or impair such party's rights as to the same or any future delay or omission; nor shall the failure of a party to this AGREEMENT to require or exact full and complete compliance with any one or more of the provisions of this AGREEMENT be construed as in any manner changing such provision or provisions.

8.0     AUTHORITY TO ACT

        The parties hereto warrant and represent that they have the power and authority to enter into this AGREEMENT and to consummate the transactions contemplated hereby and have been duly authorized to execute this AGREEMENT.

9.0     TERMINATION

9.1 Subject to the provisions of paragraph 9.2, this AGREEMENT shall be deemed terminated, prior to the term specified in Section 3.0, upon the occurrence of any one or more of the following events:

(a)     at the expiration of the two year term specified in Section 3.0;

        (b) a material breach of a term or condition of this AGREEMENT, if the non-breaching party so elects;

        (c) a party becomes insolvent or subject to a petition in bankruptcy or is placed under the control of a receiver, liquidator or committee of creditors;

        (d) if the Consultant does not perform the substantive work ordered hereunder, or becomes incapacitated to the extent that it cannot render satisfactory performance pursuant to section 2.0; or

        (e)     upon mutual consent of the parties.

9.2 The provisions contained in section 5.0 (dealing with Proprietary Information and Confidentiality) shall survive the termination of this AGREEMENT. If there is a termination prior to the completion of a particular month, payments under section 4.0 shall be prorated to compensate the Consultant for that portion of the month this AGREEMENT was in effect.


10.0    NOTICES

        Except as specifically provided for in Section 2.0, all notices, designations and other communications contemplated under this AGREEMENT shall be in writing and shall be either personally delivered, or transmitted by certified mail, facsimile transmission, wire, or other device reasonably calculated to effect delivery of documents within four (4) calendar days.

Unless  otherwise  agreed  to  in  writing  by   the   parties,   such  notices,
designations,   and communications shall be sent to the parties at the addresses noted below:


If to the Company:


Pyrocap International Corporation
15010-B Farm Creek Drive
Woodbridge, VA 22191

If to the Consultant:

W. A. Moumina Trading Establishment
P. O. Box 8597
Jeddah
Saudi Arabia  21492


11.0    MODIFICATIONS: ENTIRE AGREEMENT

        This writing contains the entire AGREEMENT of the parties. No representations were made or relied upon by any party other than those expressly set forth herein. No agent, employee, or representative of a party is empowered to alter or modify any of the terms in this AGREEMENT unless such modification is done, in writing, and signed by the signatories below or other authorized representatives of the respective parties who are so designated, in writing, by such signatories.

12.0    SEVERABILITY

        Any provision of this AGREEMENT that is invalid, illegal or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability, without affecting in any way the remaining provisions hereof in such jurisdiction or rendering that or any other provision of this AGREEMENT invalid, illegal or unenforceable in any other jurisdiction.


13.0    CONTROLLING LAW AND DISPUTE RESOLUTION

        This AGREEMENT shall be interpreted, controlled, and enforced in accordance with the substantive laws of the Commonwealth of Virginia, without reference to the Conflict of Laws Rule.

13.1 All disputes under this AGREEMENT (including a dispute as to whether a particular issue falls within the scope of this AGREEMENT) shall be settled by binding arbitration between the parties hereto in accordance with the commercial arbitration rules of the American Arbitration Association. Such arbitration shall take place in Springfield, Virginia and shall be conducted by one neutral arbitrator who shall be selected by the American Arbitration Association.

13.2 Each party shall bear its own expenses in any arbitration conducted under this section regardless of the outcome of the arbitration. The costs of retaining the services of a neutral arbitrator, pursuant to paragraph 13.1, shall be shared equally by the parties.

13.3 Judgment upon any arbitral award issued hereunder may be entered in accordance with the applicable law in any court in the Commonwealth of Virginia having jurisdiction thereof. The parties to this AGREEMENT hereby submit to personal jurisdiction in Virginia for such purposes and for the purposes of enforcing arbitration hereunder. In the event such litigation is commenced, each party agrees that service of process may be made, and personal jurisdiction over each obtained, by service of a copy of the summons, complaint, and other pleadings (or motions) required by applicable law to commence such litigation upon the party's appointed agent for service of process in Virginia. In the event a party fails to appoint such agent pursuant to the laws of the Commonwealth, or if such appointment should lapse for any reason, each party hereby alternatively designates its signatory to this AGREEMENT as its appointed agent for the service of process in Virginia regardless of the place of residence of such signatory.

14.0    HEADINGS


        The headings to the sections herein are for convenience only and shall not be used as an aid in the interpretation of this AGREEMENT.


        IN WITNESS WHEREFORE, the parties hereto have duly executed this CONTRACT AGREEMENT FOR FINANCIAL CONSULTING SERVICES.


PYROCAP INTERNATIONAL CORPORATION


BY:________________________________      DATE:_____________________

W. A. MOUMINA TRADING ESTABLISHMENT


BY:________________________________      DATE:_____________________